Form 10-K
ASSET BACKED SEC CORP HOME EQUITY LN TR SER 2003HE4
filed 2004-03-29
CIK 1258736

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-86750-06

Asset Backed Securities Corporation
(Exact name of registrant as specified in its charter)

New York                          13-3354848
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 5th Floor
New York, NY                                             10010
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-325-2000

ASSET BACKED Securities Corporation
Home Equity Loan Trust Series 2003-HE4
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      As of December 31, 2003, the Trust had Twenty-eight (28) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      September 25, 2003; October 27, 2033; November 25, 2003;
      December 26,2003


      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSET BACKED PASS-THROUGH CERTIFICATES
 Series 2003-HE4

      /s/  Greg Richter

      Name:  Greg Richter

      Title:  Vice President

      Company:  Asset Backed Securities Corporation

      Date:  3/26/04


Sarbanes-Oxley Certification

I, Greg Richter, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of ASSET BACKED PASS-THROUGH CERTIFICATES
 Series 2003-HE4

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trustee
The Provident Bank, as Servicer




Date:               3/26/04

Signature:          Greg Richter

Company:            Asset Backed Securities Corporation

Title:              Vice President


                    EXHIBIT INDEX

     Exhibit Number Description
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management

       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance

           ASSET BACKED SECURITIES CORPORATION
ASSET BACKED PASS-THROUGH CERTIFICATES, SERIES 2003 HE-4

             SERVICER ANNUAL OFFICER'S CERTIFICATE
                               FEBRUARY 27, 2004

	Pursuant to the provisions of the Pooling and Servicing Agreement dated as of August 1, 2003 by and between ASSET BACKED SECURITIES CORPORATION
, DLJ MORTGAGE CAPITAL, U.S. BANK NATIONAL ASSOCIATION, and
THE PROVIDENT BANK, doing business as PCFS MORTGAGE RESOURCES, I,
David M. Friedman as Senior Vice President hereby certify as follows:

(a) a review of the activities of the Servicer during the preceding calendar year and of the performance under the Pooling and Servicing Agreement has been made under my direction and supervision; and

(b) to the best of my individual knowledge based on such review and, except as set forth in Attachment A to the Report of Independent Accountants submitted herewith,the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement forsuch year in accordance with the requirements set forth in said Pooling and Servicing Agreement.


					THE PROVIDENT BANK, Doing Business As
					PCFS MORTGAGE SECURITIES

					By:  /s/  David M. Friedman
					David M. Friedman
					Senior Vice President


       EXHIBIT 99.2 -- Report of Independent Accountants


              Report of Independent Accountants
Board of Directors
The Provident Bank

We have examined management's assertion, included in the accompanying report titled Report of Management, that except as described on Attachment A, PCFS Mortgage Resources (PCFS), a division of The Provident Bank (the Bank), complied with the minimum servicing standards set forth in the Mortgage Bankers
Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended
December 31,2003. Management is responsible for PCFS's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about PCFS' s compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants
 and, accordingly, included examining, on a test basis, evidence about PCFS' s compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
 Our examination does not provide a legal determination on PCFS' s compliance with specified requirements.

In our opinion, management's assertion that, except as described on Attachment A, PCFS complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.

As discussed in management's assertion, the material noncompliance described in Attachment A occurred during the year ended
December 31, 2003.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage
Corporations, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.

 February 17,2004                                     T httP
A Member Practice of Ernst & Young Global


 Attachment A to the Report of Independent Accountants

Exception 1

In certain circumstances, escrow funds held in trust for a mortgagor were not returned to the mortgagor within thrity calendar days of payoff of the mortgage loan.

Management has represented the following to us regarding exception 1

The maximum exception cited caused a delay in refunding the escrow overage to the debtor by four days in excess of the standard.
Management has now instituted a process to pull the necessary reporting at day twenty five, so that the refund due the debtor will be returned within the thirty day limit.

Exception 2

In certain circumstances, reconciliations were not prepared on a timely basis for custodial bank accounts and related bank clearing accounts.

Management has represented the following to us regarding exception 2


The circumstances referenced above were limited to only one of our servicing platforms for the first six months of 2003. In addition to hiring the services of an independentaccounting team to help us quantify and correct the issue, management and oversight of these functions have been centralized.
Since July 1, 2003 these accounts are being analyzed and balanced daily and reconcilations have been prepared timely. Any potential exposure is limited solely to Provident Bank and has been adequately reserved as of December 31,2003.




       EXHIBIT 99.3 -- Report of Management


   Report of Management

We, as members of management of PCFS Mortgage
Resources' (PCFS), a division ofThe Provident Bank (the Bank), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
 Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the PCFS's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2003 and for the year then ended.
 Based on this evaluation, we assert that during the year ended December 31, 2003, the PCFS complied, in all material respects, with the minimum servicing standards set forth in the USAP, except as described in Attachment A.

As of and for this same period, the Bank had in effect a
 fidelity bond and errors and omissions policy in the amount of $25,000,000 and $20,000,000, respectively.

Vince Rinaldi                            /s/ David Friedman
Executive Vice President                   David Friedman
The Provident Bank                       Senior Vice President
                                           Provident Bank
February 17,2004


Attachment A to the Report of Management

Exception 1

In certain circumstances, escrow funds held in trust for a mortgagor were not returned to the mortgagor within thrity calendar days of payoff of the mortgage loan.

Management Action Plan for Exception 1

The maximum exception cited caused a delay in refunding the escrow overage to the debtor by four days in excess of the standard. Management has now instituted a process to pull the necessary reporting at day twenty five, so that the refund due the debtor will be returned within the thirty day limit.

Exception 2

In certain circumstances, reconciliations were not prepared on a timely basis for custodial bank accounts and related bank clearing accounts.

Management Action Plan for Exception 2

The circumstances referenced above were limited to only one of our servicing platforms for the first six months of 2003. In addition to hiring the services of an independent accounting team to help us quantify and correct the issue, management and oversight of these functions have been centralized. Since July 1, 2003 these accounts are being analyzed and balanced daily and reconcilations have been prepared timely. Any potential exposure is limited solely to Provident Bank and has been adequately reserved as of December 31, 2003.